Form 10-K
period 1999-12-31
NEW CENTURY HOME EQUITY LOAN TRUST SERIES 1999-NCC
filed 2000-03-31
CIK 1097726

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999
_______________________________    or

[   ] Transition Report Pursuant to Section 13 or 15d of the Securities
      Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number            333-76805

                New Century Mortgage Securities, Inc.
         (Exact name of registrant as specified in its charter)

        Delaware                                    33-0852169
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

18400 Von Karman
Irvine, California                                                  92612

(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:            (949) 863-7243

                Securities registered pursuant to Section 12(b) of the Act
                      NONE
                Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes                X    No*

                       * The closing date was in October 1999
                                                   PART I

Item 2.  Properties
                Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
                   There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
                There were eleven (11) participants in the DTC system holding positions in the Cede certificates.
                The following were Noteholders and Certificateholders of record as of the end of the reporting year.
   New Century Home Equity Loan Trust, Asset-Backed Pass-Through Certificates
                Series 1999-NCC Class A           Cede & Co.
                Series 1999-NCC Class M-1         Cede & Co.
                Series 1999-NCC Class M-2         Cede & Co.
                Series 1999-NCC Class B           Cede & Co.
                Series 1999-NCC Class X           US Bank Trust

                US Bank Trust National Association
                Corporate Trust Department
                180 East Fifth Street,   P O Box 64111
                St. Paul   MN  55164-0111


                There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures:             Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
                The address of Cede & Co. is:
                Cede & Co.
                c/o The Depository Trust Company
                Seven Hanover Square
                New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
  There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                (a) 1.  Not Applicable
                    2.  Not Applicable
                    3.  Exhibits
                         99.1  Annual Summary Statement
                         99.2  Annual Statement as to Compliance.
                         99.3  Annual Independent Public
                                  Accountant's Servicing Report.

                (b)   Reports on Form 8-K
    The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated: November 30, 1999 and December 31, 1999




                (c)    See (a) 3 above

                (d)    Not Applicable



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Salomon Brothers Mortgage Securities VII, Inc.
New Century Home Equity Loan Trust, Asset-Backed Pass-Through Certificates, Series 1999-NCC

                /s/  Eve Kaplan, Vice President
                     US Bank



Date            March 28, 2000


                                  EXHIBIT INDEX

                Exhibit Number    Description
                         99.1     Annual Summary Statement
                         99.2     Annual Statement of Compliance
                         99.3     Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

New Century Home Equity Loan Trust, Asset Backed Pass-Through Certificates Series 1999-NCC

              Summary of Aggregate Amounts or End of Year Amounts

                Pool Balance                             190553147
                Principal         Collections           3160765.97
                Realized Loss                                 0.00
                Interest          Collections           4601244.02
                Servicer          Fees                        0.00
                Trustee           Fees                     4028.18
                Master Servicer Fees                     161127.56

                Delinquency Percentage                   0.0505337


                Delinquency Report           Number   Stated Principal Bal
                30-59 days                     140     16223426.13
                60-89 days                      51      4870241.69
                90+ days                        44      4759108.63
                Foreclosures                     0            0.00
                Bankruptcies                     0            0.00
                REO Properties                   0            0.00


 Certificate             Balance         Interest        Principal

 Class A               148583936.51      1304879.60      1881063.49
 Class M-1              13400000.00       123216.25            0.00
 Class M-2              10400000.00       103439.19            0.00
 Class B                11700000.00       150819.09            0.00
 Class X                 7748912.94      1214111.51            0.00






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
                To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
                To be supplied upon receipt by the Trustee